Form 10-K
period 1996-12-31
CAPITOL HOME EQU LN TR 1990-1 CA HM EQ LN AS BK CE SE 1990-1
filed 1997-03-28
CIK 870490

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                         ---------------------

                             FORM 10-K

     (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________

                  Commission File Number 33-54426

               CAPITOL HOME EQUITY LOAN TRUST 1990-1

  (Issuer in respect of the Capitol Home Equity Loan Asset Backed Certificates,
                     Series 1990-1, Class A and Class B
  -----------------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

           Maryland                                         52-1714779
  ----------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S Employer
      incorporation or organization)                   (Identification No.)

        8401 Connecticut Avenue
        Chevy Chase, Maryland                                  2081

     (Address of principal executive offices)                (Zip Code)
  ----------------------------------------------------------------------------
     Registrant's telephone number, including area code:  (301) 986-7000

     Securities registered pursuant to Section 12(b) of the Act:

                                None

     Securities registered pursuant to Section 12(g) of the Act:

                   Capitol Home Equity Loan Asset
            Backed Certificates, Series 1990-1, Class B

          Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X    No ___

     The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                         INTRODUCTORY NOTE

     Chevy Chase Bank, F.S.B. (the "Originator") is the originator, seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of December 1, 1990, by and between the Originator and Chemical Bank, as trustee, providing for the issuance of the Capitol Home Equity Loan Asset Backed Certificates, Series 1990-1, Class A and Class B (the "Certificates"), and is the originator of the Capitol Home Equity Loan Trust 1990-1 (the "Registrant"). The Certificates do not represent obligations of, or any interest in, the Originator. The Originator has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Commission's Office of Chief Counsel, Division of Corporation Finance, dated February 6, 1991 granting the Originator's application, the Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

                               PART I

   Item 1. Business

           Not Applicable.

   Item 2. Properties

           Not Applicable.

   Item 3. Legal Proceedings

           None.

   Item 4. Submission of Matters to a Vote of Security Holders

           None.

                              PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Certificates representing investors' interests in the Trust are represented by two Certificates for Class B, one of which is registered in the name of Cede & Co., the nominee of the Depository Trust Company and the other Class B Certificate in the principal amount of $533 is registered in the name of Merrill Lynch, Pierce, Fenner & Smith.

      To the best knowledge of the Registrant, there is no established public trading market for the Certificates.


   Item 6. Selected Financial Data

           Not Applicable.

   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Not Applicable.

   Item 8. Financial Statements and Supplementary Data

           Not Applicable.

   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

           None.



                              PART III

   Item 10.Directors and Executive Officers of the Registrant

           Not Applicable.


   Item 11.Executive Compensation

           Not Applicable.

   Item 12.Security Ownership of Certain Beneficial Owners and Management

      The Certificates representing investors' interests in the Trust are represented by two Certificates for Class B, one of which is registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and the other Class B Certificate in the principal amount of $533 is registered in the name of Merrill Lynch, Pierce, Fenner & Smith. An investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the primary holder of record of Certificates, which it held on behalf of 8 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of Class B Certificates outstanding on that date:

                                               Aggregate Amount of   Percent of
   Name                                         Certificates Held      Class B
   ----                                         -----------------      -------

   Bank of New York ............................   $15,000,000          17.9%

   Bankers Trust Co. ...........................   $10,000,000          11.9%

   Brown Brothers Harriman & Company ...........   $25,000,000          29.8%

   Chase Manhattan Bank, N.A ...................   $13,000,000          15.5%

   Merrill Lynch, Pierce, ......................   $15,008,000          17.9%
     Fenner & Smith Safekeeping

   The address of each of the above participants is:

      c/o The Depository Trust Company
          55 Water Street
          New York, NY 10041

   Item 13. Certain Relationships and Related Transactions

            None.

                              PART IV

   Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)     The following documents are filed as part of this Report:

           (i) Management's Report dated December 20, 1996, together with Annual Accountant's Report.

           (ii) Annual Report to Certificateholders for the year ended December 31, 1996.

   No proxy soliciting material has been or is expected to be distributed by the Trust.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAPITOL HOME EQUITY LOAN TRUST 1990-1

                            By: Chevy Chase Bank, F.S.B.
                                Originator of the Trust and Servicer



   Date: March 24, 1997         By: Stephen R. Halpin
                                    _______________________________
                                    Stephen R. Halpin, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer

                                EXHIBIT 14(a)(i)

                                EXHIBIT 14(a)(ii)